Form 10-Q
period 1996-06-30
RENAISSANCE COMMUNICATIONS CORP
filed 1996-08-02
CIK 845812

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        JUNE 30, 1996

 [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

                         Commission File Number 0-20002

                        RENAISSANCE COMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)


                                    DELAWARE
         (State or Other Jurisdiction of Incorporation or Organization)

                                   06-1251634
                      (I.R.S. Employer Identification No.)

ONE FAWCETT PLACE, GREENWICH, CONNECTICUT                 06830
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone No., including Area Code          203-629-1888


Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No.
                                   ---  -   ---

     At July 30, 1996, the Registrant had 30,337,207 shares of Common Stock outstanding.


                        Renaissance Communications Corp.
                           Consolidated Balance Sheets


                                                                                                   June 30,          December 31,
                                                                                                     1996                1995
                                                                                                  (Unaudited)        (Audited)
                                                                                                         (in thousands)
Assets

Current assets:
    Cash and Cash equivalents                                                                      $10,707              $9,912
    Accounts receivable, less allowance for
         doubtful accounts of $2,192,000 and $2,128,000
         in 1996 and 1995, respectively                                                             41,375              41,258
    Note receivable from officer                                                                     3,078                   0
    Barter program rights                                                                           17,708              29,247
    Program rights                                                                                  27,206              35,451
    Prepaid expenses and other current assets                                                        3,752               3,464
    Total current assets                                                                           103,826             119,332

Property, plant and equipment, net of accumulated
    depreciation of $36,086,000 and $33,061,000
    in 1996 and 1995, respectively                                                                  35,855              37,215


Barter program rights                                                                               10,294              14,247

Program rights                                                                                      36,027              45,445

Intangible assets, net of accumulated amortization
    of $27,138,000 and $23,412,000 in 1996 and
    1995, respectively                                                                             155,132             158,858

Deferred financing costs, net of accumulated
    amortization of $3,391,000 and $2,642,000
    in 1996 and 1995, respectively                                                                   2,382               3,131

Note receivable and other assets                                                                     4,305               4,331

Total assets                                                                                      $347,821            $382,559

                                                       See accompanying notes


                                                  Renaissance Communications Corp.
                                                     Consolidated Balance Sheets (continued)


                                                                                                   June 30,             December 31,
                                                                                                     1996                  1995
                                                                                                  (Unaudited)           (Audited)
                                                                                                   (in thousands)

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                                                $2,106              $2,464
    Accrued expenses                                                                                10,508               8,325
    Senior secured term loan                                                                        14,367              16,209
    Barter program payable                                                                          17,708              29,247
    Program payable                                                                                 38,661              41,247
Total current liabilities                                                                           83,350              97,492

Senior secured term loan and revolving credit facility                                              28,676              47,546
Barter program payable                                                                              10,294              14,247
Program payable                                                                                     40,632              54,563
Deferred income taxes                                                                                4,263               4,263
Other noncurrent liabilities                                                                           300                 301

Common shareholder's equity:
Common Stock, par value $.01 per share, authorized
    97,500,000 shares, issued and outstanding 30,337,207
    and 30,037,206 shares in 1996 and 1995                                                             303                 300
Additional paid - in capital                                                                       164,270             162,273
Notes receivable from warrant exercise                                                             (2,000)                   0
Accumulated earnings                                                                                17,733               1,574
Total shareholders' equity                                                                         180,306             164,147
Total liabilities and shareholders' equity                                                        $347,821            $382,559


                                                       See accompanying notes

                                                  Renaissance Communications Corp.
                                                  Consolidated Statements of Income
                                                             (Unaudited)



                                                Three months ended June 30,            Six months ended June 30,
                                                       1996     1995                            1996              1995
                                                          (in thousands, except per share amounts)


Net revenue                                          $47,061   $37,621                  $83,234           $68,013
Barter revenue                                         8,770     6,765                   17,944            13,642

  Total revenue                                       55,831    44,386                  101,178            81,655

Operating expenses                                     3,926     3,394                    7,847             6,900
Selling, general and administrative expenses           9,940     8,854                   18,684            16,822
Amortization of program rights                         9,984     6,457                   20,448            13,659
Amortization of barter program rights                  8,516     6,469                   17,424            13,063
Depreciation and amortization                          3,798     3,888                    7,569             8,193

  Total operating expenses                            36,164    29,062                   71,972            58,637

Profit from operations                                19,667    15,324                   29,206            23,018

Other income (expense) net                               (36)     (55)                      (93)             (51)
Interest income                                          288       320                      579               694
Interest expense                                        (825)  (1,755)                   (1,974)          (4,062)

Income before provision for income taxes and
  extraordinary item                                  19,094    13,834                    27,718          19,599

Provision for income taxes                             7,706     1,248                    11,337           1,800

Income before extraordinary item                      11,388    12,586                    16,381          17,799

Extraordinary item:
  Loss on early extinguishment of debt,
  net of taxes                                             0         0                       222              0

Net income                                           $11,388   $12,586                   $16,159        $17,799

Net income per common and common equivalent
  share before extraordinary loss                      $0.37     $0.41                     $0.53          $0.58
Extraordinary loss                                      0.00      0.00                      0.01           0.00

Net income per common and common equivalent share      $0.37     $0.41                     $0.52          $0.58

Shares used in earnings per share calculation         30,944    30,645                    30,879         30,617



                                                       See accompanying notes



                        Renaissance Communications Corp.
           Consolidated Statement of Changes in Shareholders' Equity
                         Six months ended June 30, 1996
                                   (Unaudited)

                                        Additional       Notes
                              Common    Paid-In      Receivable From     Accumulated
                              Stock      Capital     Warrant Exercise      Earnings       Total
                                                         (in thousands)
Balance at December 31, 1995   $300       $162,273                         $1,574          $164,147
Net Income                                                                 16,159            16,159
Exercise of warrants              3          1,997       (2,000)                                  0
                             ----------------------------------------------------------------------
Balance at June 30, 1996       $303       $164,270      ($2,000)          $17,733          $180,306
                             ======================================================================

                                      See accompanying notes


                        Renaissance Communications Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Six months ended June 30,
                                                       1996           1995
                                                          (in thousands)

Cash flows from operating activities:
Net income                                              $16,159        $17,799
  Adjustments to reconcile net income to
  cash provided by operating activities:
    Depreciation and amortization                         7,569          8,193
    Amortization of program rights,
      net of barter                                      20,448         13,659
    Amortization of discount on certain
          contracts payable                                 -                3
    Provision for bad debts                                 471            195
    Loss on early extinguishment of debt, net of taxes      222             -
    Gain (loss) on disposal of fixed assets                  93             51
    Program payments                                    (19,303)       (14,600)
    Decreases (increases) in assets and increases
      (decreases) in liabilities:
        Accounts receivable                                (588)         3,524
        Prepaid expenses, other current assets
          and other assets                                 (462)        (1,662)
        Accounts payable                                   (358)          (709)
        Accrued expenses                                  2,332           (432)
                                                    ---------------------------
    Total adjustments                                    10,424          8,222
                                                    ---------------------------
Net cash provided by operating activities                26,583         26,021

Cash flows from investing activities:
Capital expenditures                                     (2,198)        (2,493)
Issuance of note receivable to officer                   (3,078)           -
Proceeds from principal payment on note receivable           200            200
                                                    ---------------------------
Net cash used in investing activities                    (5,076)        (2,293)
                                                    ---------------------------
Cash flows from financing activities:
  Principal payments on senior secured term loan and
       revolving credit facility                        (20,712)       (24,216)
  Principal payments on other noncurrent liabilities        -              (63)
  Proceeds from exercise of warrants (See Note 2)           -              373
                                                      -------------------------
Net cash used in financing activities                   (20,712)       (23,906)
                                                      -------------------------
Net increase (decrease) in cash and cash equivalents        795           (178)

Cash and cash equivalents
Balance at the beginning of the period                    9,912         10,129
                                                       ------------------------
Balance at the end of the period                        $10,707         $9,951
                                                       ========================

             See accompanying notes

                        Renaissance Communications Corp.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       FINANCIAL STATEMENT PRESENTATION

         As of June 30, 1996, Renaissance Communications Corp. (the "Company") owned and operated six television stations: KDAF, Dallas, Texas; WDZL, Miami/Ft. Lauderdale, Florida; KTXL, Sacramento, California; WTIC, Hartford/New Haven, Connecticut; WXIN, Indianapolis, Indiana; and WPMT, Harrisburg, Pennsylvania. The interim financial statements presented herein include the accounts of the Company and its wholly owned subsidiaries for the period of time they were owned and operated by the Company. All significant intercompany items and transactions are eliminated in consolidation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all the normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.       SHAREHOLDERS' EQUITY

         On May 21, 1996, certain family members of an officer exercised warrants for 300,000 shares. The exercise price was satisfied through the issuance of $2,000,000 in demand notes to the Company. The notes bear interest at an annual rate of 6%.

3.       PENDING TRANSACTIONS

         On July 1, 1996, the Company entered into a definitive agreement to be acquired by Tribune Company for $36.00 per share in cash for an aggregate purchase price of $1.13 billion. The transaction is subject to shareholder and FCC approval. The transaction is expected to close in early 1997.

         In March 1994, the Company entered into an agreement to sell the voting common stock of the subsidiary that holds the FCC license of WTIC ("61 Licensee") in order to comply with FCC regulations which prohibit it from controlling the FCC license because the majority owner of the Company owns newspapers within the service area of WTIC. The Company will retain a 98% nonvoting interest in 61 Licensee and will continue to consolidate the results of WTIC, including 61 Licensee. The transaction is subject to the consent of the FCC. An application for such consent is pending before the FCC. In connection with the filing of the application to the FCC for transfer of control of the stations to Tribune Company, the Company will withdraw the pending application for transfer of control of WTIC and the related agreements will terminate.


                        RENAISSANCE COMMUNICATIONS CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's consolidated results include the operations of each of the stations for the period they were owned and operated by the Company. As of June 30, 1996, the Company owned and operated six television stations: KDAF, Dallas, Texas; WDZL, Miami/Ft. Lauderdale, Florida; KTXL, Sacramento, California; WTIC, Hartford/New Haven, Connecticut; WXIN, Indianapolis, Indiana; and WPMT, Harrisburg, Pennsylvania.

As of July 3, 1995, the Company exchanged its television station KDVR, Denver, Colorado, and approximately $34,500,000 in cash for Fox's television station KDAF, Dallas, Texas. Comparison of results subsequent to this date are affected by the exchange of KDVR for KDAF.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Total revenue for the Company was $55,831,000 for the three months ended June 30, 1996, as compared to $44,386,000 for the same period in 1995, an increase of $11,445,000 or 26%. Of this amount, net revenue increased by $9,440,000 or 25% and barter revenue increased by $2,005,000 or 30%. Approximately $4,800,000 of the increase in net revenue was due to higher net revenue at KDAF, Dallas as compared to KDVR, Denver and the remainder was due to higher net revenue at the remaining stations. Four of the five remaining stations reported double digit percentage increases primarily due to an improved advertising environment and improved station performance. Approximately $1,000,000 of the increase in barter revenue was due to higher barter revenue at KDAF, Dallas as compared to KDVR, Denver and the remainder was primarily due to the increased use of barter programming at WXIN, Indianapolis and WTIC, Hartford.

Total operating expenses for the Company were $36,164,000 for the three months ended June 30, 1996, as compared to $29,062,000 for the same period in 1995, an increase of $7,102,000 or 24%. Operating expenses were $3,926,000 for the three months ended June 30, 1996, as compared to $3,394,000 for the same period in 1995, an increase of $532,000 or 16%. Approximately $230,000 of the increase was due to higher operating expenses at KDAF, Dallas as compared to KDVR, Denver and the remainder of the increase was primarily due to costs relating to the expansion of the news operation at KTXL, Sacramento, higher news expenses at WXIN, Indianapolis and repair expenses to the tower at WDZL, Miami. Selling, general and administrative expenses were $9,940,000 for the three months ended June 30, 1996, as compared to $8,854,000 for the same period in 1995, an increase of $1,086,000 or 12%. Approximately $200,000 of the increase was due to higher expenses at KDAF, Dallas as compared to KDVR, Denver, and the remainder was primarily due to higher promotion and advertising expenses at three of the stations and non-recurring property tax assessments at KTXL, Sacramento. Amortization of program rights was $9,984,000 for the three months ended June 30, 1996, as compared to $6,457,000 for the same period in 1995, an increase of $3,527,000 or 55%. Approximately $1,900,000 of the increase was due to additional amortization at KDAF, Dallas as compared to KDVR, Denver and the remainder was primarily due to the introduction of new programs at the Company's stations in the third quarter of 1995. Amortization of barter rights was $8,516,000 for the three months ended June 30, 1996, as compared to $6,469,000 for the same period in 1995, an increase of $2,047,000 or 32%. The increase was due to higher amortization at KDAF, Dallas as compared to KDVR, Denver and the increased use of barter programming at WXIN, Indianapolis and WTIC, Hartford. Depreciation and amortization expense was $3,798,000 for the three months ended June 30, 1996 as compared to $3,888,000 for the same period in 1995, a decrease of $90,000 or 2%.

For the three months ended June 30, 1996, the Company reported a profit from operations of $19,667,000 as compared to $15,324,000 for the same period in 1995, an increase of $4,343,000 or 28%. The increase was due to improved results at KDAF, Dallas as compared to KDVR, Denver and improved results at four of the five remaining stations.

Interest expense was $825,000 for the three months ended June 30, 1996 , as compared to $1,755,000 for the same period in 1995, a decrease of $930,000 or 53%. This decrease was due to a decrease in the Company's outstanding indebtedness and lower interest rates.

The Company's provision for income taxes was $7,706,000 for the three months ended June 30, 1996 , as compared to $1,248,000 for the same period in 1995. The 1996 provision consists of federal income taxes at the statutory rate and state and local income taxes. The 1995 provision consists principally of state and local income taxes. During the third quarter of 1995, the Company's taxable income exceeded its remaining net operating losses and the Company began providing for federal income taxes at the statutory rate on that excess.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Total revenue for the Company was $101,178,000 for the six months ended June 30, 1996, as compared to $81,655,000 for the same period in 1995, an increase of $19,523,000 or 24%. Of this amount, net revenue increased by $15,221,000 or 22% and barter revenue increased by $4,302,000 or 32%. Approximately $8,000,000 of the increase in net revenue was due to higher net revenue at KDAF, Dallas as compared to KDVR, Denver and the remainder was due to higher net revenue at the remaining stations. Four of the five remaining stations reported double digit percentage increases primarily due to an improved advertising environment and improved station performance. Approximately $2,400,000 of the increase in barter revenue was due to higher barter revenue at KDAF, Dallas as compared to KDVR, Denver and the remainder was primarily due to the increased use of barter programming at WXIN, Indianapolis and WTIC, Hartford.

Total operating expenses for the Company were $71,972,000 for the six months ended June 30, 1996, as compared to $58,637,000 for the same period in 1995, an increase of $13,335,000 or 23%. Operating expenses were $7,847,000 for the six months ended June 30, 1996, as compared to $6,900,000 for the same period in 1995, an increase of $947,000 or 14%. Approximately $300,000 of the increase was due to higher operating expenses at KDAF, Dallas as compared to KDVR, Denver and the remainder of the increase was primarily due to costs relating to the expansion of the news operation at KTXL, Sacramento and WTIC, Hartford, higher news expenses at WXIN, Indianapolis and repair expenses to the tower at WDZL, Miami. Selling, general and administrative expenses were $18,684,000 for the six months ended June 30, 1996, as compared to $16,822,000 for the same period in 1995, an increase of $1,862,000 or 11%. Approximately $230,000 of the increase was due to higher expenses at KDAF, Dallas as compared to KDVR, Denver, and the remainder was primarily due to higher promotion and advertising expenses at three of the stations and other non-recurring items. Amortization of program rights was $20,448,000 for the six months ended June 30, 1996, as compared to $13,659,000 for the same period in 1995, an increase of $6,789,000 or 50%. Approximately $3,800,000 of the increase was due to additional amortization at KDAF, Dallas as compared to KDVR, Denver and the remainder was primarily due to the introduction of new programs at the Company's stations in the third quarter of 1995. Amortization of barter rights was $17,424,000 for the six months ended June 30, 1996, as compared to $13,063,000 for the same period in 1995, an increase of $4,361,000 or 33%. The increase was due to higher amortization at KDAF, Dallas as compared to KDVR, Denver and the increased use of barter programming at WXIN, Indianapolis and WTIC, Hartford. Depreciation and amortization expense was $7,569,000 for the six months ended June 30, 1996 as compared to $8,193,000 for the same period in 1995, a decrease of $624,000 or 8%. The net decrease was primarily due to lower depreciation at WDZL, Miami and KTXL, Sacramento resulting from certain fixed assets being fully depreciated in the second quarter of 1995.

For the six months ended June 30, 1996, the Company reported a profit from operations of $29,206,000 as compared to $23,018,000 for the same period in 1995, an increase of $6,188,000 or 27%. The increase was due to improved results at KDAF, Dallas as compared to KDVR, Denver and improved results at four of the five remaining stations.

Interest expense was $1,974,000 for the six months ended June 30, 1996 , as compared to $4,062,000 for the same period in 1995, a decrease of $2,088,000 or 51%. This decrease was due to a decrease in the Company's outstanding indebtedness and lower interest rates.

The Company's provision for income taxes was $11,337,000 for the six months ended June 30, 1996 , as compared to $1,800,000 for the same period in 1995. The 1996 provision consists of federal income taxes at the statutory rate and state and local income taxes. The 1995 provision consists principally of state and local income taxes. During the third quarter of 1995, the Company's taxable income exceeded its remaining net operating losses and the Company began providing for federal income taxes at the statutory rate on that excess.

The loss on early extinguishment of debt, net of taxes, for the six months ended June 30, 1996 was $222,000 due to the write-off of deferred financing costs in connection with the prepayment of senior debt.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 1996, the Company reported broadcast cashflow of $24,779,000, as compared to $19,602,000 for the same period in 1995, an increase of $5,177,000 or 26%. The increase was primarily due to improved broadcast cashflow at KDAF, Dallas as compared to KDVR, Denver and improved broadcast cashflow at four of the five remaining stations.

For the six months ended June 30, 1996, the Company reported broadcast cashflow of $39,766,000, as compared to $32,063,000 for the same period in 1995, an increase of $7,703,000 or 24%. The increase was primarily due to improved broadcast cashflow at KDAF, Dallas as compared to KDVR, Denver and improved broadcast cashflow at four of the five remaining stations.

The following is a reconciliation of profit from operations to broadcast cashflow:

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                           JUNE  30,

                                                                       (in thousands)

Operating Data:                                 1996            1995           1996            1995
                                                ----            ----           ----            ----

     Profit from operations                    $19,667        $15,324         $29,206        $23,018

Add:
     Depreciation and amortization               3,798          3,888           7,569          8,193
     Amortization of program rights,
          excluding barter                       9,984          6,457          20,448         13,659
     Corporate expenses                            908            951           1,846          1,793

Subtract:
     Cash program payments                       9,578          7,018          19,303         14,600
                                                 -----         ------          ------        -------

Broadcast cashflow                             $24,779        $19,602         $39,766        $32,063
                                               =======        =======         =======        =======

For the six months ended June 30, 1996, the net cash provided by operating activities was $26,583,000. This amount was primarily used to make debt service payments and capital expenditures.

For the six months ended June 30, 1996, the net cash used in investing activities was $5,076,000 and was primarily used for capital expenditures and the issuance of a note to an officer. During 1996, the Company expects to spend approximately $5,000,000 for capital expenditures and to finance these expenditures with cash flows from operations.

For the six months ended June 30, 1996, the net cash used in financing activities was $20,712,000 and was used to make debt service payments.

At June 30, 1996, the Company had cash and cash equivalents of $10,707,000. Additionally, the Company had $49,750,000 available for borrowing under its revolving credit facility.

                            PART II OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders.

The Company held an annual meeting of stockholders on May 2, 1996, at which the following matters were voted upon:

         1)   Election of five directors.
         2) Amendment to Certificate of Incorporation to increase number of authorized shares of Common Stock.
         3) Amendment to the Company's Executive Stock Option Plan to increase the number of options which may be granted thereunder.
         4) Approval of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1996.

The results of the meeting were as follows:
                                                                    Broker
Directors                      For                Withheld         Non-Votes

Michael Finkelstein         27,129,117              5,343              0
Sidney Lapidus              27,129,117              5,343              0
Robert M. Meltzer           27,129,117              5,343              0
Martin D. Payson            27,129,117              5,343              0
Joanne R. Wenig             27,129,117              5,343              0

                                                                      Broker
                     For           Against        Abstain            Non-Votes

Proposal 2       25,688,528      1,445,432          500                  0

                                                                       Broker
                     For           Against        Abstain            Non-Votes

Proposal 3       27,087,566         44,738         2,156                 0

                                                                       Broker
                    For            Against        Abstain            Non-Votes

Proposal 4      27,133,360          1,000            100                  0

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

            3.1 Restated Certificate of Incorporation, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RENAISSANCE COMMUNICATIONS CORP.
                                             (Registrant)


July 30, 1996                       By:/S/  JOHN C. FERRARA
                                            John C. Ferrara
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)