Form 10-Q
period 1996-09-30
RENAISSANCE COMMUNICATIONS CORP
filed 1996-11-12
CIK 845812

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the Quarterly Period Ended        September 30, 1996
                                    ---------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from_________________________ to__________________

                         Commission File Number 0-20002

                        Renaissance Communications Corp.
                       ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                                    Delaware
                                   -----------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   06-1251634
                      (I.R.S. Employer Identification No.)

One Fawcett Place, Greenwich, Connecticut                      06830
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone No., including Area Code          203-629-1888
                                                         --------------
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                             ---

         At November 7, 1996, the Registrant had 30,337,207 shares of Common Stock outstanding.

                        Renaissance Communications Corp.
                          Consolidated Balance Sheets

                                                  September 30,   December 31,
                                                       1996           1995
                                                    (Unaudited)     (Audited)
                                                  ----------------------------
                                                           (in thousands)
Assets
Current assets:
  Cash and cash equivalents                          $13,238         $9,912
  Accounts receivable, less allowance for
    doubtful accounts of $2,209,000 and $2,128,000
    in 1996 and 1995, respectively                    34,513         41,258
  Note receivable from officer                         3,154              0
  Barter program rights                               35,533         29,247
  Program rights                                      35,128         35,451
  Prepaid expenses and other current assets            3,747          3,464
                                                     --------       ---------
  Total current assets                               125,313        119,332

Property, plant and equipment, net of accumulated
    depreciation of $37,697,000 and $33,061,000
    in 1996 and 1995, respectively                    35,049         37,215


Barter program rights                                 18,860         14,247

Program rights                                        38,186         45,445

Intangible assets, net of accumulated
  amortization of $29,000,000 and
  $23,412,000 in 1996 and 1995, respectively         152,948         158,858

Deferred financing costs, net of accumulated
  amortization of $4,254,000 and $2,642,000
  in 1996 and 1995, respectively                       1,519           3,131

Note receivable and other assets                       4,072           4,331
                                                    -----------     ---------
Total assets                                        $375,947        $382,559
                                                   ============     ==========

                             See accompanying notes

                        Renaissance Communications Corp.
                    Consolidated Balance Sheets (Continued)

                                                   September 30,   December 31,
                                                       1996           1995
                                                    (Unaudited)     (Audited)
                                                  --------------  ------------
                                                         (in thousands)
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                     $1,932         $2,464
  Accrued expenses                                     10,641          8,325
  Senior secured term loan                             10,027         16,209
  Barter program payable                               35,533         29,247
  Program payable                                      44,853         41,247
                                                     ----------      ---------
Total current liabilities                             102,986         97,492

Senior secured term loan and revolving credit
  facility                                             16,304         47,546
Barter program payable                                 18,860         14,247
Program payable                                        47,424         54,563
Deferred income taxes                                   4,263          4,263
Other noncurrent liabilities                                0            301

Common shareholders' equity:
Common Stock, par value $.01 per share, authorized
  97,500,000 shares, issued and outstanding
  30,337,207 and 30,037,206 shares in 1996 and 1995       303            300
Additional paid - in  capital                         164,270        162,273
Notes receivable from warrant exercise                 (2,000)             0
Accumulated earnings                                   23,537          1,574
                                                     ---------     ----------
Total shareholders' equity                            186,110        164,147
                                                    -----------     ----------
Total liabilities and shareholders' equity           $375,947       $382,559
                                                    ============   ===========


                             See accompanying notes

                        Renaissance Communications Corp.
                       Consolidated Statements of Income
                                  (Unaudited)

                                               Three months ended September 30,   Nine months ended September 30,
                                                     1996         1995                   1996          1995
                                                            (in thousands, except per share amounts)
Net revenue                                         $38,992      $36,795               122,226       $104,808
Barter revenue                                        9,214        7,205                27,158         20,847
                                                    --------    ----------            ---------     ---------
  Total revenue                                      48,206       44,000               149,384        125,655

Operating expenses                                    3,912        3,702                11,759         10,602
Selling, general and administrative expenses          8,406        8,666                27,090         25,488
Amortization of program rights                       12,219       10,015                32,667         23,674
Amortization of barter program rights                 9,018        6,988                26,442         20,051
Depreciation and amortization                         3,684        3,849                11,253         12,042
                                                    ---------    ----------            ---------      --------
  Total operating expenses                           37,239       33,220               109,211         91,857
                                                    ---------    ----------            ---------      --------
Profit  from operations                              10,967       10,780                40,173         33,798

Other income (expense) net                              (90)      19,041                  (183)        18,990
Interest income                                         397          333                   976          1,027
Interest expense                                       (763)      (1,747)               (2,737)        (5,809)
                                                   ---------     ----------            ---------      ---------
Income before provision for income taxes and
   extraordinary item                                10,511       28,407                38,229         48,006

Provision for income taxes                            4,297        4,959                15,634          6,759
                                                   ---------     ----------             ---------      --------
Income before extraordinary item                      6,214       23,448                22,595         41,247

Extraordinary item:
  Loss on early extinguishment of debt, net of
   taxes                                                410            0                   632              0
                                                    ---------    ----------             ---------      ---------
Net income                                           $5,804      $23,448               $21,963        $41,247
                                                   ==========    ==========            ==========     =========

Net income per common and common equivalent
  share before extraordinary loss                     $0.20        $0.76                 $0.73          $1.34
Extraordinary loss                                     0.01         0.00                  0.02           0.00
                                                   ---------     -----------            ---------      -------
Net income per common and common equivalent share     $0.19        $0.76                 $0.71          $1.34
                                                   =========     ===========            =========      =======


Shares used in earnings per share calculation        31,076       30,708                30,958         30,689
                                                   =========     ==========             =========      ========

                             See accompanying notes

                        Renaissance Communications Corp.
           Consolidated Statement of Changes in Shareholders' Equity
                      Nine months ended September 30, 1996
                                  (Unaudited)

                                               Additional         Notes
                                   Common       Paid-In       Receivable From       Accumulated
                                    Stock       Capital       Warrant Exercise        Earnings        Total
                                  --------------------------------------------------------------------------
                                                                (in thousands)

Balance at December 31, 1995        $300        $162,273                             $1,574           $164,147

Net Income                                                                           21,963             21,963

Exercise of warrants                   3           1,997        (2,000)                                      0
                                    ------     ----------      --------             -------           ---------
Balance at September 30, 1996       $303        $164,270       ($2,000)             $23,537           $186,110
                                   ========    ==========      =========           =======            =========


                             See accompanying notes

                        Renaissance Communications Corp.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                               Nine months ended September 30,
                                                      1996            1995
                                               --------------------------------
                                                         (in thousands)
Cash flows from operating activities:
Net income                                          $21,963          $41,247
  Adjustments to reconcile net income to
  cash provided by operating activities:
    Depreciation and amortization                    11,253           12,042
    Amortization of program rights,
      net of barter                                  32,667           23,674
    Amortization of discount on certain
     contracts payable                                   -                 3
    Provision for bad debts                             601              319
    Loss on early extinguishment of debt,
     net of taxes                                       632                -
    Gain (loss) on disposal of fixed assets             183               52
    Program payments                                (28,617)          (21,381)
    Decreases (increases) in assets and increases
      (decreases) in liabilities:
        Accounts receivable                           6,144             6,341
        Prepaid expenses, other current assets
          and other assets                             (424)           (1,056)
        Accounts payable                               (532)             (825)
        Accrued expenses                              2,776               805
                                                     --------          --------
    Total adjustments                                24,683            19,974
                                                    ---------          ---------
Net cash provided by operating activities            46,646            61,221

Cash flows from investing activities:
Capital expenditures                                 (3,142)           (3,942)
Payment associated with the acquisition of KDAF         -             (34,500)
Issuance of note receivable to officer               (3,154)               -
Proceeds from principal payment on note receivable      400               400
                                                    --------         -----------
Net cash used in investing activities                (5,896)          (38,042)
                                                   ----------        -----------
Cash flows from financing activities:
  Proceeds from revolving credit facility                 -            34,500
  Principal payments on senior secured
   term loan and revolving credit facility          (37,424)          (57,356)
  Principal payments on other noncurrent
   liabilities                                            -               (63)
  Proceeds from exercise of warrants (See Note 2)         -               850
                                                   ----------         ----------
Net cash used in financing activities               (37,424)          (22,069)
                                                   ----------         ----------
Net increase (decrease) in cash and cash
  equivalents                                         3,326             1,110

Cash and cash equivalents
Balance at the beginning of the period                9,912            10,129
                                                   ---------          ---------
Balance at the end of the period                    $13,238           $11,239
                                                   ==========        ==========

                             See accompanying notes

                        Renaissance Communications Corp.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   FINANCIAL STATEMENT PRESENTATION

     As of September 30, 1996, Renaissance Communications Corp. (the "Company") owned and operated six television stations: KDAF, Dallas, Texas; WDZL, Miami/Ft. Lauderdale, Florida; KTXL, Sacramento, California; WTIC, Hartford/New Haven, Connecticut; WXIN, Indianapolis, Indiana; and WPMT, Harrisburg, Pennsylvania. The interim financial statements presented herein include the accounts of the Company and its wholly owned subsidiaries for the period of time they were owned and operated by the Company. All significant intercompany items and transactions are eliminated in consolidation.

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

3.   PENDING TRANSACTIONS

     On July 1, 1996, the Company entered into a definitive agreement to be acquired by Tribune Company for $36.00 per share in cash for an aggregate purchase price of $1.13 billion. The transaction is subject to shareholder and FCC approval. Stockholders of the Company who own 60 percent of the Company's common stock have agreed to vote for the transaction. A meeting of shareholders has been scheduled for November 12, 1996 and all the required applications have been filed with the FCC. The transaction is expected to close in early 1997.

                        Renaissance Communications Corp.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The Company's consolidated results include the operations of each of the stations for the period they were owned and operated by the Company. As of September 30, 1996, the Company owned and operated six television stations:
KDAF, Dallas, Texas; WDZL, Miami/Ft. Lauderdale, Florida; KTXL, Sacramento, California; WTIC, Hartford/New Haven, Connecticut; WXIN, Indianapolis, Indiana; and WPMT, Harrisburg, Pennsylvania.

As of July 3, 1995, the Company exchanged its television station KDVR, Denver, Colorado, and approximately $34,500,000 in cash for Fox's television station KDAF, Dallas, Texas. Comparison of results subsequent to this date are affected by the exchange of KDVR for KDAF.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Total revenue for the Company was $48,206,000 for the three months ended September 30, 1996, as compared to $44,000,000 for the same period in 1995, an increase of $4,206,000 or 10%. Of this amount, net revenue increased by $2,197,000 or 6% and barter revenue increased by $2,009,000 or 28%. The increase in net revenue was primarily due to higher net revenue at four of the six stations. The increase in barter revenue was primarily due to the increased use of barter programming.

Total operating expenses for the Company were $37,239,000 for the three months ended September 30, 1996, as compared to $33,220,000 for the same period in 1995, an increase of $4,019,000 or 12%. Operating expenses were $3,912,000 for the three months ended September 30, 1996, as compared to $3,702,000 for the same period in 1995, an increase of $210,000 or 6%. The increase was primarily due to start-up costs relating to a news program at WDZL, Miami, and higher news expenses at WXIN, Indianapolis and KTXL, Sacramento. Selling, general and administrative expenses were $8,406,000 for the three months ended September 30, 1996, as compared to $8,666,000 for the same period in 1995, a decrease of $260,000 or 3%. The decrease was primarily due to a decrease in advertising expenses at WDZL, Miami and KDAF, Dallas, a decrease in relocation expenses at KDAF, Dallas and WXIN, Indianapolis and a decrease in the legal expense at KTXL, Sacramento. This net decrease was partially offset by approximately $600,000 of expenses relating to the transaction with the Tribune Company and an increase in music license fees at WTIC, Hartford, KTXL, Sacramento, and WXIN, Indianapolis. Amortization of program rights was $12,219,000 for the three months ended September 30, 1996, as compared to $10,015,000 for the same period in 1995, an increase of $2,204,000 or 22%. The increase was primarily due to the introduction of new programs at the Company's stations in September 1995. Amortization of barter rights was $9,018,000 for the three months ended September 30, 1996, as compared to $6,988,000 for the same period in 1995, an increase of $2,030,000 or 29%. The increase was primarily due to the increased use of barter programming as described above. Depreciation and amortization expense was $3,684,000 for the three months ended September 30, 1996 as compared to $3,849,000 for the same period in 1995, a decrease of $165,000 or 4%. The net decrease was primarily due to lower depreciation at WPMT, Harrisburg resulting from certain fixed assets being fully depreciated in the second quarter of 1996.

For the three months ended September 30, 1996, the Company reported a profit from operations of $10,967,000 as compared to $10,780,000 for the same period in 1995, an increase of $187,000 or 2%.

Other expense was $90,000 for the three months ended September 30, 1996, as compared to other income of $19,041,000 for the same period in 1995, a decrease of approximately $19,000,000. This decrease was due to an amount received, net of expenses, relating to the settlement agreement with National Broadcasting Company ("NBC") in August, 1995. On June 30, 1995, the Company entered into an agreement to acquire all of the outstanding shares of Outlet Communications, Inc. ("Outlet"). On July 28, 1995, NBC made an offer to acquire Outlet at a higher bid. The Company filed a complaint against NBC and Outlet claiming the higher bid illegally interfered with the Company's agreement and sought to restrain NBC from pursuing its offer. On August 2, 1995, the Company entered into an agreement with NBC in settlement of the complaint against NBC.

Interest expense was $763,000 for the three months ended September 30, 1996, as compared to $1,747,000 for the same period in 1995, a decrease of $984,000 or 56%. This decrease was due to a decrease in the Company's outstanding indebtedness and lower interest rates.

The Company's provision for income taxes was $4,297,000 for the three months ended September 30, 1996, as compared to $4,959,000 for the same period in 1995. The 1996 provision consists of federal income taxes at the statutory rate and state and local income taxes. The 1995 provision consists of federal, state and local income taxes. During the third quarter of 1995, the Company's taxable income exceeded its remaining net operating losses and the Company began providing for federal income taxes at the statutory rate on that excess.

The loss on early extinguishment of debt, net of taxes, for the three months ended September 30, 1996 was $410,000 due to the write-off of deferred financing costs in connection with the prepayment of senior debt.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Total revenue for the Company was $149,384,000 for the nine months ended September 30, 1996, as compared to $125,655,000 for the same period in 1995, an increase of $23,729,000 or 19%. Of this amount, net revenue increased by $17,418,000 or 17% and barter revenue increased by $6,311,000 or 30%. Approximately $9,000,000 of the increase in net revenue was due to higher net revenue at KDAF, Dallas as compared to KDVR, Denver and the remainder was due to higher net revenue at four of the five remaining stations. These four stations reported double digit percentage increases primarily due to an improved advertising environment and improved station performance. Approximately $3,200,000 of the increase in barter revenue was due to higher barter revenue at KDAF, Dallas as compared to KDVR, Denver and the remainder was primarily due to the increased use of barter programming at KTXL, Sacramento, WXIN, Indianapolis and WTIC, Hartford.

Total operating expenses for the Company were $109,211,000 for the nine months ended September 30, 1996, as compared to $91,857,000 for the same period in 1995, an increase of $17,354,000 or 19%. Operating expenses were $11,759,000 for the nine months ended September 30, 1996, as compared to $10,602,000 for the same period in 1995, an increase of $1,157,000 or 11%. Approximately $200,000 of the increase was due to higher operating expenses at KDAF, Dallas as compared to KDVR, Denver and the remainder of the increase was primarily due to start-up costs relating to a news program at WDZL, Miami, the expansion of the news operation at KTXL, Sacramento and WTIC, Hartford, higher news expenses at WXIN, Indianapolis and higher repair expenses at WDZL, Miami. Selling, general and administrative expenses were $27,090,000 for the nine months ended September 30, 1996, as compared to $25,488,000 for the same period in 1995, an increase of $1,602,000 or 6%. The net increase was primarily due to approximately $600,000 of expenses relating to the transaction with the Tribune Company, an increase in music license fees at WTIC, Hartford, KTXL, Sacramento and WXIN, Indianapolis and other non-recurring items. This net decrease was partially offset by a decrease in relocation expenses at KDAF, Dallas and WXIN, Indianapolis and a decrease in the legal expense at KTXL, Sacramento. Amortization of program rights was $32,667,000 for the nine months ended September 30, 1996, as compared to $23,674,000 for the same period in 1995, an increase of $8,993,000 or 38%. Approximately $4,500,000 of the increase was due to additional amortization at KDAF, Dallas as compared to KDVR, Denver and the remainder was primarily due to the introduction of new programs at the Company's stations in September 1995. Amortization of barter rights was $26,442,000 for the nine months ended September 30, 1996, as compared to $20,051,000 for the same period in 1995, an increase of $6,391,000 or 32%. The increase was due to higher amortization at KDAF, Dallas as compared to KDVR, Denver and the increased use of barter programming as described above. Depreciation and amortization expense was $11,253,000 for the nine months ended September 30, 1996 as compared to $12,042,000 for the same period in 1995, a decrease of $789,000 or 7%. The net decrease was primarily due to lower depreciation at WDZL, Miami, KTXL, Sacramento and WPMT, Harrisburg resulting from certain fixed assets being fully depreciated.

For the nine months ended September 30, 1996, the Company reported a profit from operations of $40,173,000 as compared to $33,798,000 for the same period in 1995, an increase of $6,375,000 or 19%. The increase was due to improved results at KDAF, Dallas as compared to KDVR, Denver and improved results at three of the five remaining stations.

Other expense was $183,000 for the nine months ended September 30, 1996, as compared to other income of $18,990,000 for the same period in 1995, a decrease of approximately $19,000,000. This decrease was due to the amount received, net of expenses, relating to the settlement agreement with National Broadcasting Company ("NBC") in August, 1995 as described above.

Interest expense was $2,737,000 for the nine months ended September 30, 1996, as compared to $5,809,000 for the same period in 1995, a decrease of $3,072,000 or 53%. This decrease was due to a decrease in the Company's outstanding indebtedness and lower interest rates.

The Company's provision for income taxes was $15,634,000 for the nine months ended September 30, 1996, as compared to $6,759,000 for the same period in 1995. The 1996 provision consists of federal income taxes at the statutory rate and state and local income taxes. The 1995 provision consists of federal, state and local income taxes. During the third quarter of 1995, the Company's taxable income exceeded its remaining net operating losses and the Company began providing for federal income taxes at the statutory rate on that excess.

The loss on early extinguishment of debt, net of taxes, for the nine months ended September 30, 1996 was $632,000 due to the write-off of deferred financing costs in connection with the prepayment of senior debt.

Liquidity and Capital Resources

For the three months ended September 30, 1996, the Company reported broadcast cashflow of $18,922,000, as compared to $18,841,000 for the same period in 1995, a net increase of $81,000.

For the nine months ended September 30, 1996, the Company reported broadcast cashflow of $58,688,000, as compared to $50,904,000 for the same period in 1995, an increase of $7,784,000 or 15%. The increase was primarily due to improved broadcast cashflow at KDAF, Dallas as compared to KDVR, Denver and improved broadcast cashflow at four of the five remaining stations.

The following is a reconciliation of profit from operations to broadcast cashflow:


                                             Three Months Ended          Nine Months Ended
                                             ------------------          -----------------
                                                September 30,              September  30,
                                                -------------              --------------
                                                              (in thousands)

Operating Data:                                1996             1995        1996             1995
                                               ----             ----        ----             ----
Profit from operations                       $10,967          $10,780     $40,173          $33,798

Add:
     Depreciation and amortization             3,684            3,849      11,253           12,042
     Amortization of program rights,
          excluding barter                    12,219           10,015      32,667           23,674
     Corporate expenses                        1,366              978       3,212            2,771

Subtract:
     Cash program payments                     9,314            6,781      28,617           21,381
                                               -----            -----      ------           ------

Broadcast cashflow                           $18,922          $18,841     $58,688          $50,904
                                             =======          =======     =======          =======


For the nine months ended September 30, 1996, the net cash provided by operating activities was $46,646,000. This amount was primarily used to make debt service payments and capital expenditures.

For the nine months ended September 30, 1996, the net cash used in investing activities was $5,896,000 and was primarily used for capital expenditures and the issuance of a note to an officer. During 1996, the Company expects to spend approximately $5,400,000 for capital expenditures and to finance these expenditures with cash flows from operations.

For the nine months ended September 30, 1996, the net cash used in financing activities was $37,424,000 and was used to make debt service payments.

At September 30, 1996, the Company had cash and cash equivalents of $13,238,000. Additionally, the Company had $49,750,000 available for borrowing under its revolving credit facility.

                           Part II - Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      REPORTS ON FORM 8-K

      On July 9, 1996, the Company filed a Report on Form 8-K reporting under
Item 5 on an event which occurred July 1, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RENAISSANCE COMMUNICATIONS CORP.
                                          --------------------------------
                                             (Registrant)




November 7, 1996                          By:/s/ John C. Ferrara
                                                -----------------
                                                 John C. Ferrara
                                                 Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)